Form 10-Q
period 2010-03-31
Greenrock Ventures, Inc.
filed 2010-05-06
CIK 1432274

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.


                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0-53689


                         Greenrock Ventures, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                         applied for
    -------------------------------          -------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


           2000 Hamilton Street, # 943, Philadelphia, PA 19130
           ----------------------------------------------------
           (Address of principal executive offices)  (zip code)


                              917/591-2648
          ----------------------------------------------------
          (Registrant's telephone number, including area code)


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


         Class                                 Outstanding at
                                               March 31, 2010

Common Stock, par value $0.0001                31,340,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



                  GREENROCK VENTURES, INC.
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	BALANCE SHEET AS OF MARCH 31, 2010

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                MARCH 31, 2010 AND FOR THE PERIOD FROM FEBRUARY 9,
                2009 (INCEPTION) THROUGH MARCH 31, 2010

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FEBRUARY 9, 2009 (INCEPTION) THROUGH MARCH
		31, 2010

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
		MARCH 31, 2010 AND FOR THE PERIOD FROM FEBRUARY 9,
		2009 (INCEPTION) THROUGH MARCH 31, 2010

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2010


                           GREENROCK VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                            AS OF MARCH 31, 2010
                                 (UNAUDITED)

                                                                 As of
                                                                 March
                                                                31, 2010
                                                              ------------
                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of March 31, 2010)                          3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                           GREENROCK VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                                  February 9,
                                                 For the             2009
                                                 3-Months         (Inception)
                                                 Ended              through
                                                 March 31,         March 31,
                                                 2010                2010
                                                 ----------       ----------
    Revenues

        Revenues                                 $       --       $       --
                                                 ----------       ----------

    Total Revenues                                       --               --

    General & Administrative Expenses

        Organization and related expenses                --            3,134
                                                 ----------       ----------

    Total General & Administrative Expenses              --            3,134
                                                 ----------       ----------


    Net Loss                                             --       $   (3,134)
                                                 ==========       ==========


    Basic loss per share                         $       --       $    (0.00)
                                                 ==========       ==========

    Weighted average number of
      common shares outstanding                  31,340,000       31,340,000
                                                 ==========       ==========


                       See Notes to Financial Statements

                                                     GREENROCK VENTURES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH MARCH 31, 2010
                                                           (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

February 9, 2009 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134

Net loss, March 31, 2010                                                                            (3,134)         (3,134)

                                         ----------      ----------         ----------          -----------     ----------

Balance, March 31, 2010                  31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ===========     ==========


                       See Notes to Financial Statements

                                      GREENROCK VENTURES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                                     February 9,
                                                                    For the             2009
                                                                    3-Months         (Inception)
                                                                    Ended              through
                                                                    March 31,         March 31,
                                                                    2010                2010
                                                                    ----------       ----------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                           $       --     $     (3,134)
                                                                    ----------       ----------

         Net cash provided by (used in) operating activities                --           (3,134)

    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                --               --
                                                                    ----------       ----------
    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered               --            3,134
                                                                    ----------       ----------

         Net cash provided by (used in) financing activities                --            3,134
                                                                    ----------       ----------

        Net increase (decrease) in cash                                     --               --

        Cash at beginning of period                                         --               --
                                                                    ----------       ----------

        Cash at end of period                                       $       --       $       --
                                                                    ==========       ==========
    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered            $       --       $    3,134
                                                                    ==========       ==========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                   $       --       $       --
                                                                    ==========       ==========

    Income taxes paid                                               $       --       $       --
                                                                    ==========       ==========

                       See Notes to Financial Statements

                            GREENROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2010
                                  (UNAUDITED)


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

                            GREENROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2010
                                  (UNAUDITED)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2010.

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

                            GREENROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2010
                                  (UNAUDITED)


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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  (see below)

       On March 29, 2010, William Tay, the sole shareholder of the Company, entered into a Share Purchase Agreement (the "Agreement") with The Maple Gas Corporation, as nominee ("Maple Gas"), which would have resulted in a restructuring of the Company's management, board of directors, and ownership on April 16, 2010; however, Maple Gas did not make payment for the balance of the purchase price as outlined in the Agreement. Therefore, no change of ownership has or will take place pursuant to the Agreement. In accordance therewith, William Tay will remain as the sole director, officer and shareholder of the Company. The Company directs that all shareholders disregard in its entirety, the disclosures made in its initial Form 8-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

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

Dated:   May 6, 2010


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ William Tay                    Director        May 6, 2010