Form 10-K
period 2010-12-31
Greenrock Ventures, Inc.
filed 2011-03-30
CIK 1432274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53689

GREENROCK VENTURES, INC.

(Exact name of registrant as specified in its charter)

Delaware	To be applied for
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Greenrock Ventures, Inc.

c/o Roman Zherdytskyi

71/7 Dmytrivska Str.

01135 Kyiv, Ukraine

(Address of principal executive offices)

Tel: +00380974045651

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	|_|	Accelerated Filer	|_|
Non-accelerated Filer	|_|	Smaller Reporting Company	|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes x No |_|

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2010.

As of March 18, 2011, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

PART I

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on February 9, 2009 to December 31, 2010 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 18, 2010, there were three holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There have been no recent sales of Unregistered Securities which would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Item 8   Financial Statements and Supplementary Data

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 tFort Lee t NJ 07024

P.O. Box 436402 t San Diegot CA 92143-9402

619-623-7799 tFax 619-564-3408 t E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Greenrock Ventures, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Greenrock Ventures, Inc. as of December 31, 2010, and the related statements of operation, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenrock Ventures, Inc. as of December 31, 2010, and the results of its operation and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

----------------------------------

Stan J.H. Lee, CPA

March 18, 2011

Fort Lee, NJ

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	As of December 31, 2010 (Audited)	As of December 31, 2009 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$—	$—
Advance from related parties	1,999

Total Liabilities	1,999	—

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 250,000,000 shares authorized; 31,340,000 shares issued and outstanding	3,134	3,134
Deficit accumulated during development stage	$(5,133)	$(3,134)

Total Stockholders’ Equity (Deficit)	$(1,999)	—

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	As of December 31, 2010 (Audited)	As of December 31, 2009 (Unaudited)	February 9, 2009 (inception) to December 31, 2010 (Unaudited)
Revenues
Revenues	$—	$—	$—
Total Revenues	—	—	—

Operating Costs and Expenses
General & Administrative Expenses	1,999	3,134	5,133

Total Operating Costs and Expenses	1,999	3,134	5,133

Net Income (Loss)	$(1,999)	$(3,134)	$(5,133)

Basic and diluted loss per common share	$(0.00006378)	$(0.0001)	$(0.00016378)

Basic and diluted weighted average
Common shares outstanding	31,340,000	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid In	development
	Shares	Amount	Capital	stage)	Total
Common shares issued for services to founder on February 9, 2009	31,340,000	$3,134	$—	$—	$3,134

Net loss			—	(3,134)	(3,134)

Balance at December 31, 2009 (Unaudited)	31,340,000	$3,134	$—	$(3,134)	$—

Net loss			—	$(1999)	$(1,999)

Balance at December 31, 2010 (Audited)	31,340,000	$3,134	$—	$(5,133)	$(1,999)

The accompanying notes are an integral part of these financial statements.

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

	As of December 31, 2010 (Audited)	As of December 31, 2009 (Unaudited)	February 9, 2009 (inception) to December 31, 2010 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,999)	$(3,134)	$(5,133)
Changes in working capital

Net Cash Provided (Used) by Operating Activities	$(1,999)	(3,134)	(5,133)

Cash Flows from Investing Activities	—	—	—

Net Cash Used in Investing Activities	—	—	—

Cash Flows from Financing Activities
Common stock issued to founder for services rendered		$3,134	$3,134
Advance from related parties	1,999		1,999
Net Cash Provided by Financing Activities	1,999	3,134	5,133

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents at Beginning of Period	—	—	—

Cash and Cash Equivalents at End of Period	$—	$—	$—

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	—	3,134	3,134

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

GREENROCK VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

Greenrock Ventures, Inc. ("Greenrock") was incorporated in Delaware on February 9, 2009. Greenrock intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Greenrock has elected a fiscal year ending on December 31.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2010 for purposes of computing fully diluted earnings per share.

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

Greenrock has the following classes of capital stock as of December 31, 2010:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Note 4 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A (T)   Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Andriy Zinchuk	22	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Andriy Zinchuk is the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Zinchuk has served as an officer and Director of the Company since August 9, 2010. His business experience is as follows:

Andriy Zinchuk, age 22, has been the President, Chief Financial Officer, Secretary and Director of Greenrock Ventures, Inc., a Delaware corporation, since December 10, 2009.

LTD "Company Osnova" (Kyiv, Ukraine, March 2010 – Present)

• Position: Economist

Western Sugar Group (Lutsk, Ukraine, November 2009 – March 2010)

• Position: CEO Assistant (Intern)

Volyn State Administration, Department of International Cooperation (Lutsk, Ukraine, Dec. 2009 – Feb. 2010)

• Position: Assistant to the Head of Department (Intern, Volunteer)

Parliament of Canada, Conservative Party (Ottawa, Canada, Sep. – Dec. 2009)

• Position: Assistant to M.P. Patrick Brown, Intern

Consulate General of Ukraine, Canada-Ukraine Trade and Economic Mission (Toronto, Canada, Jun. – Sep.2009)

• Position: Assistant to the Head of Trade and Economic Mission, Intern

Radio Show “4 Wave – Sunday” (Vancouver, Canada, Jan. – Jun. 2009)

Position: Producer, Host

Western - Ukrainian Socio Center (Marketing Research Company) (Ternopil, Ukraine, March 2006- May 2007)

• Position: Manager

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of March 18, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Pure Wind Energy Investments Limited (3) Verenikis, 2; Egkomi, P.C. 2413, Nicosia, Cyprus	21,718,620	69.3%
Colierna Investments LTD (4) Kyriakou Matsi, 37C; P.C. 1085, Nicosia, Cyprus	6,205,320	19.8%
Carat Consulting & Trading Limited (5) 71 Brunswick Street, Edinburgh, Midlothian EH7 5HS	3,102,660	9.9%
Andriy Zinchuk (6) c/o Roman Zherdytskyi 71/7 Dmytrivska Str. 01135 Kyiv, Ukraine	0	0%
All Officers and Directors as a group	0	0%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days. Accordingly, the numbers assume a closing has occurred.

(2) The percentages listed in the percent of class column are based upon 31,340,000 issued and outstanding shares of Common Stock of Greenrock Ventures, Inc.

(3) Pure Wind Energy Investments Limited, a corporation formed under the laws of Cyprus.

Nataliia Martynenko is the sole officer and director and controlling stockholder of Pure Wind Energy Investments Limited and may be deemed the beneficial owner of the shares of the Company's Common Stock owned by it.

(4) Colierna Investments LTD, a corporation formed under the laws of Cyprus.

Panagiotis Georgiou is the sole officer and director and controlling stockholder of Colierna Investments LTD and may be deemed the beneficial owner of the shares of the Company's Common Stock owned by it.

(5) Carat Consulting & Trading Limited, a corporation formed under the laws of Great Britain.

Oleksandr Bieliaiev is the sole officer and director and controlling stockholder of Carat Consulting & Trading Limited and may be deemed the beneficial owner of the shares of the Company's Common Stock owned by it.

(6) Andriy Zinchuk is the Company's sole officer and director.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Stan J.H. Lee, CPA (“SJHL”) is the Company’s independent registered public accounting firm.

Audit Fees

The firm of SJHL acts as our principal accountant. Our sole officer and director, Mr. William Tay, paid $1,100 on our behalf to SJHL during the period from February 9, 2009 (inception) to April 30, 2009 for its audit of our financial statements which were included in our Form 10-12G filed with the United States Securities and Exchange Commission on May 26, 2009, and as amended on June 30, 2009 and July 29, 2009. The audit fee paid to SJHL for the year ended December 31, 2010 is $ 1,500.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

ITEM 15    Exhibits

(a) Exhibits:

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

GREENROCK VENTURES, INC.

Dated: March 18, 2011	By:	/s/ Andriy Zinchuk
Andriy Zinchuk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Andriy Zinchuk	President, Secretary, Chief	March 18, 2011
Andriy Zinchuk	Financial Officer and Sole Director

