Form 10-Q
period 2011-03-31
Greenrock Ventures, Inc.
filed 2011-05-13
CIK 1432274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-53689

Greenrock Ventures, Inc.

(Exact name of registrant as specified in its charter)

Delaware	applied for
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Roman Zherdytskyi Dmitrivska Str. 71/7 01135 Kiev, Ukraine

(Address of principal executive offices) (Zip Code)

+00380974045651

(Registrant’s telephone number, including area code)

2000 Hamilton Street, # 943, Philadelphia, PA 19130

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011

Common Stock, par value $0.0001	31,340,000

Documents incorporated by reference:	None

2

Table of Contents

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

PART I—FINANCIAL INFORMATION

Item 1   Financial Statements

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet as of March 31, 2011

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$—	$—
Advance from related parties	1,999	1,999

Total Liabilities	1,999	1,999

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 250,000,000 shares authorized; 31,340,000 shares issued and outstanding as of March 31, 2011	3,134	3,134
Deficit accumulated during development stage	$(5,133)	$(5,133)

Total Stockholders’ Equity (Deficit)	$(1,999)	$(1,999)

Total Liabilities and Stockholders’ Equity	$—	$—

See Notes to Financial Statements

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3-Months Ended March 31, 2011	For the 3-Months Ended March 31, 2010	February 9, 2009 (Inception) to March 31, 2011
Revenues
Revenues	$—	$—	$—
Total Revenues	—	—	—

Operating Costs and Expenses
General & Administrative Expenses	—	—	5,133

Total Operating Costs and Expenses	—	—	5,133

Net Income (Loss)	$—	$—	$(5,133)

Basic and diluted loss per common share	$—	$—	$(0.00016378)

Basic and diluted weighted average
Common shares outstanding	31,340,000	31,340,000	31,340,000

See Notes to Financial Statements

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid In	development
	Shares	Amount	Capital	stage)	Total
Common shares issued for services to founder on February 9, 2009	31,340,000	$3,134	$—	$—	$3,134

Net loss for the year ended: December 31, 2009			—	(3,134)	(3,134)
Balance, December 31, 2009 (Unaudited)	31,340,000	$3,134	$—	$(3,134)	$0
Net loss for the year ended: December 31, 2010			—	$(1,999)	$(1,999)
Balance, December 31, 2010 (Audited)	31,340,000	$3,134	$—	$(5,133)	$(1,999)

Net loss, March 31, 2011(Unaudited)			—	—	—

Balance, March 31, 2011	31,340,000	$3,134	$—	$(6,314)	$(3,180)

See Notes to Financial Statements

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 3-Months Ended March 31, 2011	For the 3-Months Ended March 31, 2010	February 9, 2009 (inception) to March 31, 2011
Cash Flows from Operating Activities
Net income (loss)	—	—	$(5,133)
Changes in working capital

Net Cash Provided (Used) by Operating Activities	—	—	(5,133)

Cash Flows from Investing Activities	—	—	—

Net Cash Used in Investing Activities	—	—	—

Cash Flows from Financing Activities
Common stock issued to founder for services rendered	—	—	$3,134
Advance from related parties	—		1,999
Net Cash Provided by Financing Activities	—	—	5,133

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents at Beginning of Period	—	—	—

Cash and Cash Equivalents at End of Period	$—	$—	$—

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	—	—	3,134

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See Notes to Financial Statements

GREENROCK VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

As of March 31, 2011

(Unaudited)

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenrock Ventures, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 9, 2009. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities". Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from February 9, 2009 (Inception) to March 31, 2011 have been reflected herein. The results of operations for the period from February 9, 2009 (Inception) to March 31, 2011 are not necessarily indicative of the results to be expected in the future.

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

INCOME TAXES

FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three month period ended March 31, 2011.

BASIC EARNINGS (LOSS) PER SHARE

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

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

NOTE 4   SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,340,000 shares of common stock to the founding shareholder in exchange for service and incorporation expenses to a total sum of $ 3,134.

The stockholders' equity section of the Company contains the following classes of capital stock as of MARCH 31, 2011:

• Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding

• Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed.

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

PART II—OTHER INFORMATION

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
President, Chief Financial Officer

Dated: May 5, 2011

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Andriy Zinchuk	Director	May 5, 2011
Andriy Zinchuk

